Form 10-K
period 1996-12-31
FORD CREDIT AUTO OWNER TRUST 1996-A
filed 1997-03-26
CIK 1036507

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1996

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------
------------------
Commission file number 333-1245



                    FORD CREDIT AUTO OWNER TRUST 1996-A
          (Ford Credit Auto Receivables Two L.P. - Originator)

           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  38-3295857

Address of principal executive offices:  The American Road
                                         Dearborn, Michigan 48121


Registrant's telephone number, including area code: (313)322-3000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------

<Page 2>
                                 PART I.
ITEM 1.  BUSINESS

     For a discussion of the business of the Issuer see (i) the Prospectus dated June 13, 1996 filed as Exhibit 19.8 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.7 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

          For a discussion of the properies of the Issuer see (i) the Prospectus dated June 13, 1996 filed as Exhibit 19.8 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.7 to this Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     There were 14 holders of Class A-1 5.67% Money Market Asset Backed Notes, 14 holders of Class A-2 6.30% Asset Backed Notes, 47 holders of Class A-3 6.50% Asset Backed Notes and 39 holders of Class A-4 6.75% Asset Backed Notes as of March 4, 1997. There is no established public trading market for the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

<Page 3>
                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
                                       (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
Class A-1         Bank of New York (The)     $ 75,000            23.4%
5.67% Money       925 Patterson Plank Rd.
Market Asset      Secaucus, NJ 07094
Backed Notes

Class A-1         Bankers Trust Company      $ 68,000            21.2%
5.67% Money       c/o BT Services Tennessee,
Market Asset       Inc.
Backed Notes      Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

Class A-1         Boston Safe Deposit &      $ 22,000             6.9%
5.67% Money       Trust Co.
Market Asset      Three Mellon Bank Center
Backed Notes      Room 153-3015
                  Pittsburgh, PA 15259

Class A-1         Chase Manhattan Bank       $ 38,000            11.9%
5.67% Money       Two Chase Manhattan Plaza
Market Asset      5th Floor
Backed Notes      New York, NY 10081

Class A-1         SSB-Custodian              $ 63,831            19.9%
5.67% Money       Global Proxy Unit, A5NW
Market Asset      P.O. Box 1631
Backed Notes      Boston, MA 02105-1631

Class A-2         Chase Manhattan Bank       $151,600            53.5%
6.30% Asset       Two Chase Manhattan Plaza
Backed Notes      5th Floor
                  New York, NY 10081

Class A-2         Chase Manhattan Bank/      $ 21,000             7.4%
6.30% Asset        Chemical
Backed Notes      Auto Settle Department
                  4 New York Plaza, 4th Floor
                  New York, NY 10004

<Page 4>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONT)
                                       (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
Class A-2         Citicorp Services, Inc.    $ 15,000             5.3%
6.30% Asset       P. O. Box 30576
Backed Notes      Tampa, FL 33630-3576

Class A-2         SSB-Custodian              $ 53,800            19.0%
6.30% Asset       Global Proxy Unit, A5NW
Backed Notes      P.O.Box 1631
                  Boston, MA 02105-1631

Class A-3         Bank of New York (The)     $ 32,104            14.6%
6.50% Asset       925 Patterson Plank Road
Backed Notes      Secaucus, NJ 07094

Class A-3         Bankers Trust Company      $ 22,330            10.2%
6.50% Asset       c/o BT Services Tennessee,
Backed Notes       Inc.
                  Custody Services
                  648 Grassmere Park Road
                  Nashville, TN 37211

Class A-3         Boston Safe Deposit &      $ 34,960            15.9%
6.50% Asset        Trust Co.
Backed Notes      c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Class A-3         Chase Manhattan Bank       $ 28,020            12.8%
6.50% Asset       Two Chase Manhattan Plaza
Backed Notes      5th Floor
                  New York, NY 10081

Class A-3         Fleet Bank of              $ 16,790             7.7%
6.50% Asset       Massachusetts, NA
Backed Notes      c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY 11717

Class A-3         SSB-Custodian              $ 32,765            14.9%
6.50% Asset       Global Proxy Unit, A5NW
Backed Notes      P.O. Box 1631
                  Boston, MA 02105-1631

<Page 5>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONT)
                                       (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
Class A-4         Bank of New York (The)     $ 32,547            17.6%
6.75% Asset       925 Patterson Plank Road
Backed Notes      Secaucus, NJ 07094

Class A-4         Bankers Trust Company      $ 69,017            37.4%
6.75% Asset       c/o BT Services Tennessee,
Backed Notes       Inc.
                  Custody Services
                  648 Grassmere Park Road
                  Nashville, TN 37211

Class A-4         First National Bank of     $ 10,476             5.7%
6.75% Asset        Chicago
Backed Notes      One First National Plaza
                  Suite 0417
                  Chicago, IL 60670

Class A-4         SSB-Custodian              $  9,813             5.3%
6.75% Asset       Global Proxy Unit, A5NW
Backed Notes      P.O. Box 1631
                  Boston, MA 02105-1631

*As of March 4, 1997



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

<Page 6>
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------

Exhibit 3.1    Certificate of Limited Partner-      Filed as Exhibit 3.1
               ship of Ford Credit Auto Receive-    to the Limited
               ables Two L.P. (the "Limited         Partnership's
               Partnership").                       Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.2    Amended and Restated Limited         Filed as Exhibit 3.2
               Partnership Agreement between        to Ford Credit Auto
               Ford Credit Auto Receivables Two,    Owner Trust 1996-A
               Inc. ("General Partner") and         Current Report on Form
               Ford Motor Credit Company ("Ford     8-K dated June 20, 1996
               Credit").                            and incorporated herein
                                                    by reference.

Exhibit 3.3    Certificate of Incorporation of      Filed as Exhibit 3.3
               of the General Partner.              to the Limited
                                                    Partnership's
                                                    Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.4    By-Laws of the General Partner.      Filed as Exhibit 3.4
                                                    to the Limited
                                                    Partnership's
                                                    Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of June 1, 1996 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1996-A
               1996-A (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated June 20, 1996
               successor trustee to Chemical        and incorporated herein
               Bank ("Indenture Trustee")           by reference.

<Page 7>
Designation    Description                          Method of Filing
-----------    -----------                          ----------------

Exhibit 4.2    Conformed copy of Restated            Filed as Exhibit 4.2
               Trust Agreement between the           to Ford Credit Auto
               Limited Partnership and PNC           Owner Trust 1996-A
               Bank, Delaware ("Owner                Current Report on Form
               Trustee").                            8-K dated June 20, 1996
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1996.                  Trust 1996-A Current
                                                     Report on Form 8-K
                                                     dated July 11, 1996 and
                                                     incorporated herein by
                                                     reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1996                   Trust 1996-A Current
                                                     Report on Form 8-K
                                                     dated August 15, 1996
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1996.                Trust 1996-A Current
                                                     Report on Form 8-K
                                                     dated September 12, 1996
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1996.             Trust 1996-A Current
                                                     Report on Form 8-K
                                                     dated October 14, 1996
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1996.               Trust 1996-A Current
                                                     Report on Form 8-K
                                                     dated November 14, 1996
                                                     and incorporated herein
                                                     by reference.

<Page 8>
ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------

Exhibit 19.6   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 1996.            Trust 1996-A Current
                                                   Report on Form 8-K
                                                   dated December 17, 1996
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.7   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 1996.            Trust 1996-A Current
                                                   Report on Form 8-K
                                                   dated January 17, 1997
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.8   Prospectus dated June 11,           Filed with the Commission
               1996 relating to the                pursuant to Rule 424(b)(2)
               issuance of the Class A-1,          on June 14, 1996 and
               Class A-2, Class A-3 and            incorporated herein
               Class A-4 Notes.                    by reference.

Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               June 1, 1996 among the Limited       Owner Trust 1996-A
               Partnership, Ford Credit and         Current Report on Form
               the Trust.                           8-K dated June 20, 1996
                                                    and incorporated herein
                                                    by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of June 1, 1996   to Ford Credit Auto
               among Ford Credit, as administrator, Owner Trust 1996-A
               the Indenture Trustee and the        Current Report on Form
               Owner Trustee.                       8-K dated June 20, 1996
                                                    and incorporated herein
                                                    by reference.

Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               June 1, 1996 between Ford            Owner Trust 1996-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated June 20, 1996
                                                    and incorporated herein
                                                    by reference.

Exhibit 99.4   Selected Information                  Filed with this report.
               Relating to the Receivables.
<Page 9>

    (b) Reports on Form 8-K

Date of Report                                  Item

June 20, 1996                             Item 5 - Other Events
July 11, 1996                             Item 5 - Other Events
August 15, 1996                           Item 5 - Other Events
September 12, 1996                        Item 5 - Other Events
October 14, 1996                          Item 5 - Other Events
November 14, 1996                         Item 5 - Other Events
December 17, 1996                         Item 5 - Other Events
January 16, 1997                          Item 5 - Other Events




                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 25, 1997               By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

<Page 10>
                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------

Exhibit 3.1    Certificate of Limited Partner-                 *
               ship.

Exhibit 3.2    Amended and Restated Limited                    *
               Partnership Agreement between
               the General Partner and
               Ford Credit.


Exhibit 3.3    Certificate of Incorporation of                 *
               of the General Partner.


Exhibit 3.4    By-Laws of the General Partner.                 *

Exhibit 4.1    Conformed copy of Indenture                     *
               dated as of June 1, 1996 between
               the Trust and Indenture Trustee

<Page 11>
Designation    Description                             Method of Filing
-----------    -----------                             ----------------

Exhibit 4.2    Conformed copy of Restated                      *
               Trust Agreement between the
               Limited Partnership and
               PNC Bank, Delaware ("Owner
               Trustee").

Exhibit 19.1   Distribution Date Statement                     *
               for Collection Period
               ended June 30, 1996.

Exhibit 19.2   Distribution Date Statement                     *
               for Collection Period
               ended July 31, 1996

Exhibit 19.3   Distribution Date Statement                     *
               for Collection Period
               ended August 31, 1996.

Exhibit 19.4   Distribution Date Statement                     *
               for Collection Period
               ended September 30, 1996.

Exhibit 19.5   Distribution Date Statement                     *
               for Collection Period
               ended October 31, 1996.

<Page 12>
ITEM 14.     (Continued)

Designation    Description                             Method of Filing
-----------    -----------                             -----------------

Exhibit 19.6   Distribution Date Statement                     *
               for Collection Period
               ended November 30, 1996.

Exhibit 19.7   Distribution Date Statement                     *
               for Collection Period
               ended December 31, 1996.

Exhibit 19.8   Prospectus dated June 11,                       *
               1996 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3 and
               Class A-4 Notes.

Exhibit 99.1   Conformed copy of Sale and                      *
               Servicing Agreement dated as of
               June 1, 1996 among the Limited
               Partnership, Ford Credit and
               the Trust.

Exhibit 99.2   Conformed copy of Administration                *
               Agreement dated as of June 1, 1996
               among Ford Credit, as administrator,
               the Indenture Trustee and the
               Owner Trustee.

Exhibit 99.3   Conformed copy of Purchase                      *
               Agreement dated as of
               June 1, 1996 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                  Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed